Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM II-6 L P
filed 1995-08-11
CIK 769503

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-14251

                ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.
     (Exact name of small business issuer as specified in its charter)

                         Texas                      76-0098582
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas   77339
                (Address of principal executive offices)

                      Registrant's telephone number:
                              (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No



                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.
BALANCE SHEET

                                                               JUNE 30,
ASSETS                                                           1995
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                      $       2,065
  Accounts receivable - oil & gas sales                            27,793
  Other current assets                                                480

Total current assets                                               30,338

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         3,539,114
  Less  accumulated depreciation and depletion                  3,465,505

Property, net                                                      73,609

TOTAL                                                       $     103,947

LIABILITIES AND PARTNERS' CAPITAL  (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                         $      15,963
   Note payable to general partner                                  3,355
   Payable to general partner                                      40,826

Total current liabilities                                          60,144

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                45,513
   General partner                                                 (1,710)

Total partners' capital                                            43,803

TOTAL                                                       $     103,947








See accompanying notes to financial statements.

                                  I-1

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                     QUARTER ENDED            SIX MONTHS ENDED

                            JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                               1995          1994          1995          1994

REVENUES:
  Oil and gas sales     $    19,037   $    18,256   $    27,639   $    23,707

EXPENSES:
  Depreciation and depletion  5,062         4,713         7,626         6,388
  Lease operating expenses    5,627         4,355         8,997        10,405
  Production taxes              979         1,061         1,482         1,510
  General and administrative  3,471         1,440         6,979         4,509

Total expenses               15,139        11,569        25,084        22,812

INCOME FROM OPERATIONS        3,898         6,687         2,555           895

OTHER EXPENSE:
  Interest expense to gen ptr   372          (594)         (286)       (1,252)





NET INCOME (LOSS)       $     4,270   $     6,093   $     2,269   $      (357)
























See accompanying notes to financial statements.

                                     I-2
ENEX OIL AND GAS INCOME PROGRAM II - 6, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                        SIX MONTHS ENDED

                                                      JUNE 30,      JUNE 30,
                                                        1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $     2,269   $      (357)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                              7,626         6,388
(Increase) in:
  Accounts receivable - oil & gas sales                 (13,616)       (2,275)
Increase (decrease) in:
   Accounts payable                                         -          (2,122)
   Payable to general partner                            10,322        15,298

Total adjustments                                         4,332        17,289

Net cash provided by operating activities                 6,601        16,932

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs       (159)          400

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to general partner          (4,714)      (17,748)

NET INCREASE (DECREASE) IN CASH                           1,728          (416)

CASH AT BEGINNING OF YEAR                                   337           795

CASH AT END OF PERIOD                               $     2,065   $       379

Cash paid during the period for interest            $       286   $     1,252












See accompanying notes to financial statements.

                                   I-3


ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Principal payments of $1,973 and $10,616 were made on the note payable to the general partner in the second quarter of 1995 and 1994, respectively. The weighted average principal outstanding was $3,987 and $33,098 for the second quarter of 1995 and 1994, respectively. Outstanding principal bore interest at a weighted average rate of 9.75% during the second quarter of 1995 and 7.20% during the second quarter of 1994.




Item 2. Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter increased from $18,256 in 1994 to $19,037 in 1995. This represents an increase of $781 (4%). Oil sales increased by $4,809 or 45%. A 27% increase in oil production increased sales by $2,915, while a 14% increase in average oil prices increased sales by an additional $1,894. Gas sales decreased by $4,028 or 54%. A 39% decrease in average gas prices reduced sales by $2,225, while a 24% decrease in gas production reduced sales by an additional $1,803. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the receipt of revenues from the Hanson acquisition, which were produced in 1994. The decrease in gas production was primarily the result of natural production declines, which were especially pronounced on the Hanson acquisition.

Lease operating expenses for the second quarter increased from $4,355 in 1994 to $5,627 in 1995. The increase of $1,272 (29%) is primarily due to the increase in oil production, noted above, partially offset by the decrease in gas production, noted above.

Depreciation and depletion expense increased from $4,713 in the second quarter of 1994 to $5,062 in the second quarter of 1995. This represents an increase of $349 (7%). A 6% increase in the depletion rate increased depreciation and depletion expense by $291. The changes in production, noted above, increased depreciation and depletion expense by an additional $58. The increase in the depletion rate is the result of a downward revision of the gas reserves at December 31, 1994, partially offset by an upward revision of the oil reserves.

General and administrative expenses increased from $1,440 in 1994 to $3,471 in 1995. This increase of $2,031 is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months increased from $23,707 in 1994 to $27,639 in 1995. This represents an increase of $3,932 (17%). Oil sales increased by $10,206 or 99%. A 74% increase in oil production increased sales by $7,595, while a 15% increase in average oil prices increased sales by an additional $2,611. Gas sales decreased by $6,274 or 47%. A 40% decrease in average gas prices reduced sales by $4,640, while a 12% decrease in gas production reduced sales by an additional $1,634.
The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the receipt of revenues from the Hanson acquisition which were produced in 1994 and due to the shut-in of production in 1994 from the Arco-Hampton wells in the Hanson acquisition for a recompletion which was successfully completed in the first quarter of 1994. The decrease in gas production was primarily the result of natural production declines.

Lease operating expenses for the first six months decreased from $10,405 in 1994 to $8,997 in 1995. The decrease of $1,408 (14%) is primarily due to costs incurred on a workover of a well in the Hanson acquisition during the first quarter of 1994.

Depreciation and depletion expense increased from $6,388 in the first six months of 1994 to $7,626 in the first six months of 1995. This represents an increase of $1,238 (19%). The changes in production, noted above, increased depreciation and depletion expense by $1,335. This increase was partially offset by a 1% decrease in the depletion rate. The decrease in the depletion rate is the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves.

General and administrative expenses increased from $4,509 in 1994 to $6,979 in 1995. This increase of $2,470 is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1995. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in 1995.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

PART II.  OTHER INFORMATION

        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.

                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                   PROGRAM II - 6, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer







                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                           PROGRAM II - 6, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer