Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM II-6 L P
filed 1995-11-13
CIK 769503

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   September 30,
ASSETS                                                                 1995
                                                                   -------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash ......................................................       $     6,649
  Accounts receivable - oil & gas sales .....................            20,576
  Other current assets ......................................               480
                                                                    -----------

Total current assets ........................................            27,705
                                                                    -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities .....         3,539,114
  Less  accumulated depreciation and depletion ..............         3,469,215
                                                                    -----------

Property, net ...............................................            69,899
                                                                    -----------

TOTAL .......................................................       $    97,604
                                                                    ===========

LIABILITIES AND PARTNERS' CAPITAL  (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable .........................................       $    13,344
   Payable to general partner ...............................            39,111
                                                                    -----------

Total current liabilities ...................................            52,455
                                                                    -----------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners .........................................            46,859
   General partner ..........................................            (1,710)
                                                                    -----------

Total partners' capital .....................................            45,149
                                                                    -----------

TOTAL .......................................................       $    97,604
                                                                    ===========



See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------


(UNAUDITED)                                   QUARTER ENDED               NINE MONTHS ENDED
                                     -----------------------------  ----------------------------

             September 30, September 30, September 30, September 30,
                               1995 1994 1995 1994
                                     --------------  -------------  -------------  -------------

REVENUES:
  Oil and gas sales .................      $ 13,055       $ 15,351       $ 40,694       $ 39,058
                                           --------       --------       --------       --------

EXPENSES:
  Depreciation and depletion ........         3,710          3,894         11,336         10,282
  Lease operating expenses ..........         2,920          3,518         11,917         13,923
  Production taxes ..................           793            826          2,275          2,336
  General and administrative ........         4,259          4,031         11,238          8,540
                                           --------       --------       --------       --------

Total expenses ......................        11,682         12,269         36,766         35,081
                                           --------       --------       --------       --------

INCOME FROM OPERATIONS ..............         1,373          3,082          3,928          3,977
                                           --------       --------       --------       --------

OTHER EXPENSE:
  Interest expense to general partner           (27)          (447)          (313)        (1,699)
                                           --------       --------       --------       --------

NET INCOME ..........................      $  1,346       $  2,635       $  3,615       $  2,278
                                           ========       ========       ========       ========





See accompanying notes to financial statements.
--------------------------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 6, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------

(UNAUDITED)
                                NINE MONTHS ENDED
                                                     ------------------------------

                                                      September 30,   September 30,
                                                          1995            1994
                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................      $  3,615       $  2,278
                                                          --------       --------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
  Depreciation and depletion .......................        11,336         10,282
(Increase) in:
  Accounts receivable - oil & gas sales ............        (6,399)        (1,289)
  Other current assets .............................          --             (119)
Increase (decrease) in:
   Accounts payable ................................          --           (3,629)
   Payable to general partner ......................         8,607         19,329
                                                          --------       --------

Total adjustments ..................................        13,544         24,574
                                                          --------       --------

Net cash provided by operating activities ..........        17,159         26,852
                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs          (159)         1,608
                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to general partner ....        (8,069)       (28,301)
                                                          --------       --------

NET INCREASE IN CASH ...............................         8,931            159

CASH AT BEGINNING OF YEAR ..........................           337            795
                                                          --------       --------

CASH AT END OF PERIOD ..............................      $  9,268       $    954
                                                          ========       ========

Cash paid during the period for interest ...........      $    313       $  1,699
                                                          ========       ========



See accompanying notes to financial statements.
------------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Principal payments of $3,360 completely repaid the note payable to the general partner in the third quarter of 1995. Principal payments of $10,553 were made on the note payable to the general partner in the third quarter of 1994. The weighted average principal outstanding was $1,120 and $21,608 in the third quarter of 1995 and 1994, respectively. Outstanding principal bore interest at a weighted average rate of 9.64% during the third quarter of 1995 and 8.27% during the third quarter of 1994.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $15,351 in 1994 to $13,055 in 1995. This represents a decrease of $2,296 (15%). Oil sales decreased by $4,834 or 42%. A 38% decrease in oil production reduced sales by $4,292, while an 8% decrease in average oil prices decreased sales by an additional $542. Gas sales increased by $2,538 or 64%. A 21% increase in average gas prices increased sales by $1,154, while a 35% increase in gas production increased sales by an additional $1,384. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines which were especially pronounced on the Hanson acquisition. The increase in gas production was primarily the result of the shut-in of production in the third quarter of 1994 to perform a workover on the Arco-Hampton wells in the Hanson acquisition.

Lease operating expenses for the third quarter decreased from $3,518 in 1994 to $2,920 in 1995. The decrease of $598 (17%) is primarily due to the decrease in oil production, noted above, partially offset by the increase in gas production, noted above.

Depreciation and depletion expense decreased from $3,894 in the third quarter of 1994 to $3,710 in the third quarter of 1995. This represents a decrease of $184 (5%). The changes in production, noted above, reduced depreciation and depletion expense by $333. This decrease was partially offset by a 4% increase in the depletion rate. The increase in the depletion rate is primarily the result of a downward revision of the gas reserves at December 31, 1994, partially offset by an upward revision of the oil reserves.

General and administrative expenses increased from $4,031 in 1994 to $4,259 in 1995. This increase of $228 (6%) is primarily due to more staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months increased from $39,058 in 1994 to $40,694 in 1995. This represents an increase of $1,636 (4%). Oil sales increased by $5,372 or 25%. An 18% increase in oil production increased sales by $3,977, while a 5% increase in average oil prices increased sales by an additional $1,395. Gas sales decreased by $3,736 or 22%. A 23% decrease in average gas prices reduced sales by $4,047. This decrease was partially offset by a 2% increase in gas production. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil and gas production was primarily due to the receipt of revenues from the Hanson acquisition, which were produced in 1994 and due to the shut-in of production in 1994 from the Arco-Hampton wells in the Hanson acquisition for a recompletion which was successfully completed in 1994.

Lease operating expenses decreased from $13,923 in 1994 to $11,917 in 1995. The decrease of $2,006 (14%) is primarily due to costs incurred to workover a well in the Hanson acquisition during 1994.

Depreciation and depletion expense increased from $10,282 in the first nine months of 1994 to $11,336 in the first nine months of 1995. This represents an increase of $1,054 (10%). The changes in production, noted above, increased depreciation and depletion expense by $971. A 1% increase in the depletion rate increased depreciation and depletion by an additional $83. The increase in the depletion rate is the result of a downward revision of the gas reserves at December 31, 1994, partially offset by an upward revision of the oil reserves.

General and administrative expenses increased from $8,540 in 1994 to $11,238 in 1995. This increase of $2,698 is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1995 and 1996. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in 1995.

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                       PROGRAM II - 6, L.P.
                                                       --------------------
                                                           (Registrant)



                                                 By: ENEX RESOURCES CORPORATION
                                                     -------------------------
                                                           General Partner



                                                     By: /s/ R. E. Densford
                                                        -------------------
                                                             R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                            Officer




November 11, 1995                                     By: /s/ James A. Klein
                                                          -------------------
                                                              James A. Klein
                                                           Controller and Chief
                                                             Accounting Officer