Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM II-6 L P
filed 1996-05-13
CIK 769503

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-14251

                  ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0098582
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                             Kingwood, Texas 77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


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
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                    MARCH 31,
ASSETS                                                                 1996
                                                              -----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                        $         65
  Accounts receivable - oil & gas sales                             25,515
  Other current assets                                                 480
                                                              -------------

Total current assets                                                26,060
                                                              -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          3,539,111
  Less  accumulated depreciation and depletion                   3,471,597
                                                              -------------

Property, net                                                       67,514
                                                              -------------

TOTAL                                                         $     93,574
                                                              =============

LIABILITIES AND PARTNERS' CAPITAL  (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                           $     15,963
   Payable to general partner                                       40,335
                                                              -------------

Total current liabilities                                           56,298
                                                              -------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                 38,986
   General partner                                                  (1,710)
                                                              -------------

Total partners' capital                                             37,276
                                                              -------------

TOTAL                                                         $     93,574
                                                              =============





See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                                     THREE MONTHS ENDED
                                           ---------------------------

                                             MARCH 31,       MARCH 31,
                                               1996            1995
                                           -----------    ----------

REVENUES:
  Oil and gas sales                        $   11,875         8,602
                                           -----------    ----------

EXPENSES:
  Depreciation and depletion                    2,902         2,564
  Lease operating expenses                      2,492         3,370
  Production taxes                                731           503
  General and administrative                    7,425         3,508
                                           -----------    ----------

Total expenses                                 13,550         9,945
                                           -----------    ----------

LOSS FROM OPERATIONS                           (1,675)       (1,343)
                                           -----------    ----------

OTHER EXPENSE:
  Interest expense to general partner               -          (191)
                                           -----------    ----------

NET LOSS                                   $   (1,675)       (1,534)
                                           ===========    ==========




See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 6, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                          THREE MONTHS ENDED

                                                        MARCH 31,     MARCH 31,
                                                          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $  (1,675)     $  (1,534)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and depletion                              2,902          2,564
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  (5,850)        (4,897)
  Other current assets                                      (14)             -
Increase (decrease) in:
   Payable to general partner                               451          6,858

Total adjustments                                        (2,511)         4,525

Net cash provided (used) by operating activities         (4,186)         2,991

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property credits - development costs                     27              -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of note payable to general partner              -         (2,809)



NET INCREASE (DECREASE) IN CASH                          (4,159)           182

CASH AT BEGINNING OF YEAR                                 4,224            337

CASH AT END OF PERIOD                                   $    65        $   519

Cash paid during the period for interest                $     -        $   191




See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Principal payments of $3,000 were made on the note payable to the general partner in the first quarter of 1995. The weighted average principal outstanding on the note payable to the general partner was $8,065 during the first quarter of 1995. Outstanding principal bore interest at a weighted average rate of 9.60% during the first quarter of 1995. The note was completely repaid in the third quarter of 1995.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $8,602 in 1995 to $11,875 in 1996. This represents an increase of $3,273 (38%). Oil sales increased by $455 or 9%. A 12% increase in average oil prices increased sales by $559. This increase was partially offset by a 2% decrease in oil production. Gas sales increased by $2,818 or 77%. A 46% increase in average gas prices increased sales by $2,022. A 22% increase in gas production increased sales by an additional $796. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to the shut-in of production from the Hanson acquisition to perform a workover in the first quarter of 1995, partially offset by natural production declines. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $3,370 in the first quarter of 1995 to $2,492 in the first quarter of 1996. The decrease of $878 (26%) is primarily due to workover costs incurred in the first quarter of 1995 on the Arco Hampton wells in the Hanson acquisition.

Depreciation and depletion expense increased from $2,564 in the first quarter of 1995 to $2,902 in the first quarter of 1996. This represents an increase of $338 (13%). The changes in production, noted above, increased depreciation and depletion expense by $303. A 1% increase in the depletion rate increased depreciation and depletion expense by an additional $35. The rate increase was primarily a result of relatively higher production from properties with a higher depletion rate partially offset by upward revisions of the oil and gas reserves at December 31, 1995.

General and administrative expenses increased from $3,508 in 1995 to $7,425 in 1996. This increase of $3,917 is primarily due to a $2,206 increase indirect expenses incurred by the Company coupled with more staff time being required to manage the Company's operations in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in 1996.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

             (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM II - 6, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer