Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM II-6 L P
filed 1996-08-14
CIK 769503

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Transitional Small Business Disclosure Format (Check one):

                               Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                                                                                  JUNE 30,
ASSETS                                                                                                              1996
                                                                                                           ---------------------
                                                                                                                (Unaudited)
CURRENT ASSETS:
  Cash ................................................   $    32,243
  Accounts receivable - oil & gas sales ...............        25,458
  Other current assets ................................           480
                                                          -----------

Total current assets ..................................        58,181
                                                          -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities     3,539,092
  Less  accumulated depreciation and depletion ........     3,473,433
                                                          -----------

Property, net .........................................        65,659
                                                          -----------

TOTAL .................................................   $   123,840
                                                          ===========

LIABILITIES AND PARTNERS' CAPITAL  (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable ...................................   $    15,963
   Payable to general partner .........................        39,619
                                                          -----------

Total current liabilities .............................        55,582
                                                          -----------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners ...................................        69,968
   General partner ....................................        (1,710)
                                                          -----------

Total partners' capital ...............................        68,258
                                                          -----------

TOTAL .................................................   $   123,840
                                                          ===========





See accompanying notes to financial statements.
- --------------------------------------------------------------------------
                                       I-1

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------


(UNAUDITED)                               QUARTER ENDED          SIX MONTHS ENDED
                                      ----------------------    ------------------

                                       JUNE 30,     JUNE 30,    JUNE 30,  JUNE 30,
                                         1996         1995        1996      1995
                                      ----------   ---------    --------  --------

REVENUES:
  Oil and gas sales .................   $ 10,677    $ 19,037   $ 22,552    $ 27,639
                                        --------    --------   --------    --------

EXPENSES:
  Depreciation and depletion ........      1,836       5,062      4,738       7,626
  Lease operating expenses ..........      1,637       5,627      4,129       8,997
  Production taxes ..................        647         979      1,378       1,482
  General and administrative ........      7,010       3,471     14,435       6,979
                                        --------    --------   --------    --------

Total expenses ......................     11,130      15,139     24,680      25,084
                                        --------    --------   --------    --------

INCOME (LOSS) FROM OPERATIONS .......       (453)      3,898     (2,128)      2,555
                                        --------    --------   --------    --------

OTHER INCOME (EXPENSE):
  Interest expense to general partner       --           372       --          (286)
  Gain on sale of property ..........     31,435           0     31,435           0
                                        --------    --------   --------    --------

Other income (expense),  net ........     31,435         372     31,435        (286)
                                        --------    --------   --------    --------


NET INCOME ..........................   $ 30,982    $  4,270   $ 29,307    $  2,269
                                        ========    ========   ========    ========






See accompanying notes to financial statements.
- ----------------------------------------------------------------------
                                       I-2

ENEX OIL AND GAS INCOME PROGRAM II - 6, L.P.
STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------

(UNAUDITED)
                                                     SIX MONTHS ENDED
                                                   ----------------------

                                                      JUNE 30,   JUNE 30,
                                                       1996       1995
                                                   -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................   $ 29,307    $  2,269
                                                       --------    --------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
  Depreciation and depletion .......................      4,738       7,626
  Gain on sale of property .........................    (31,435)       --
(Increase) in:
  Accounts receivable - oil & gas sales ............     (5,793)    (13,616)
  Other current assets .............................        (14)       --
Increase (decrease) in:
   Payable to general partner ......................       (265)     10,322
                                                       --------    --------

Total adjustments ..................................    (32,769)      4,332
                                                       --------    --------

Net cash provided (used) by operating activities ...     (3,462)      6,601
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property .................     31,435        --
    Property (additions) credits - development costs         46        (159)
                                                       --------    --------

Net cash provided (used) by investing activities ...     31,481        (159)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to general partner ....       --        (4,714)
                                                       --------    --------

NET INCREASE (DECREASE) IN CASH ....................     28,019       1,728

CASH AT BEGINNING OF YEAR ..........................      4,224         337
                                                       --------    --------

CASH AT END OF PERIOD ..............................   $ 32,243    $  2,065
                                                       ========    ========

Cash paid during the period for interest ...........   $   --      $    286
                                                       ========    ========





See accompanying notes to financial statements.
- -------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. In May, 1996, the limited partners of the Company voted to liquidate the Company upon the sale of its remaining oil and gas properties. The pending sale of the Hanson acquisition was not consummated due to funding problems experienced by the potential buyer. The General Partner of the Company has continued to search for a suitable buyer of all of the Company's properties and anticipates final liquidation of the Company in the near future.


3. Effective May 1, 1996, the Company sold its interests in the Newport acquisition for $31,435. A gain of $31,435 was recognized on the sale.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter decreased to $10,677 in 1996 from $19,037 in 1995. This represents a decrease of $8,360 (44%). Oil sales decreased by $10,201 or 66%. A 70% decrease in oil production decreased sales by $10,927. This decrease was partially offset by a 16% increase in the average oil sales price. Gas sales increased by $1,841 or 53%. A 107% increase in the average gas sales price increased sales by $2,758. This increase was partially offset by a 26% decrease in gas production. The production decreases were primarily the result of the sale of the Newport acquisition effective May 1, 1996.

Lease operating expenses for the second quarter increased from $4,355 in 1994 to $5,627 in 1995. The increase of $1,272 (29%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $1,637 in the second quarter of 1996 from $5,062 in the second quarter of 1995. This represents a decrease of $3,425 (68%). A 30% decrease in the depletion rate decreased depreciation and depletion expense by $709. The changes in production, noted above, decreased depreciation and depletion expense by an additional $2,716. The rate decrease was primarily a result of upward revisions of the oil and gas reserves during December 1995.

Effective May 1, 1996, the Company sold its interests in the Newport acquisition for $31,435. A gain of $31,435 was recognized on the sale.

General and administrative expenses increased to $7,010 in 1996 from $3,471 in 1995. This increase of $3,539 is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $22,552 in 1996 from $27,639 in 1995. This represents a decrease of $5,087 (18%). Oil sales decreased by $9,746 or 48%. A 54% decrease in oil production decreased sales by $11,000. This decrease was partially offset by a 13% increase in the average oil sales price. Gas sales increased by $4,659 or 65%. A 76% increase in the average gas sales price increased sales by $5,078. This increase was partially offset by a 6% decrease in gas production. The production decreases were primarily the result of the sale of the Newport acquisition effective May 1, 1996.

Lease operating expenses for the first six months decreased to $4,129 in 1996 from $8,997 in 1995. The decrease of $4,868 (54%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $4,738 in the first six months of 1996 from $7,626 in the first six months of 1995. This represents a decrease of $2,888 (38%). An 8% decrease in the depletion rate decreased depreciation and depletion expense by $412. The changes in production, noted above, decreased depreciation and depletion expense by an additional $2,476. The rate decrease was primarily a result of upward revisions of the oil and gas reserves during December 1995.

Effective May 1, 1996, the Company sold its interests in the Newport acquisition for $31,435. A gain of $31,435 was recognized on the sale.

General and administrative expenses increased to $14,435 in 1996 from $6,979 in 1995. This increase of $7,456 is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount and net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 and primarily due to the changes in oil and gas sales described above.

In May, 1996, the limited partners of the Company voted to liquidate the Company upon the sale of its remaining oil and gas properties. The pending sale of the Hanson acquisition was not consummated due to funding problems experienced by the potential buyer. The General Partner of the Company has continued to search for a suitable buyer of all of the Company's properties and anticipates final liquidation of the Company in the near future.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                                ENEX OIL & GAS INCOME
                                                PROGRAM II - 6, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




August 13, 1996                             By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer