Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM II-6 L P
filed 1996-11-14
CIK 769503

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                                September 30,
ASSETS                                                               1995
                                                            -----------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                      $        6,009
  Accounts receivable - oil & gas sales                             15,744
  Other current assets                                                 480
                                                            ---------------

Total current assets                                                22,233
                                                            ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          3,539,001
  Less  accumulated depreciation and depletion                   3,473,209
                                                            ---------------

Property, net                                                       65,792
                                                            ---------------

TOTAL                                                       $       88,025
                                                            ===============

LIABILITIES AND PARTNERS' CAPITAL  (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                         $       16,276
   Payable to general partner                                       11,884
                                                            ---------------

Total current liabilities                                           28,160
                                                            ---------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                 61,575
   General partner                                                  (1,710)
                                                            ---------------

Total partners' capital                                             59,865
                                                            ---------------

TOTAL                                                       $       88,025
                                                            ===============

Number of $500 Limited Partner units outstanding                    11,209



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                 QUARTER ENDED                         NINE MONTHS ENDED
                                      -------------------------------------    ----------------------------------------

                                       September 30,        September 30,        September 30,         September 30,
                                           1996                  1995                 1996                  1995
                                      ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                      $     (2,665)    $         13,055     $         19,887     $           40,694
                                      ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                     (224)               3,710                4,514                 11,336
  Lease operating expenses                      1,665                2,920                5,794                 11,917
  Production taxes                               (170)                 793                1,208                  2,275
  General and administrative                    4,457                4,259               18,892                 11,238
                                      ----------------    -----------------    -----------------    -------------------

Total expenses                                  5,728               11,682               30,408                 36,766
                                      ----------------    -----------------    -----------------    -------------------

INCOME (LOSS) FROM OPERATIONS                  (8,393)               1,373              (10,521)                 3,928
                                      ----------------    -----------------    -----------------    -------------------

OTHER INCOME (EXPENSE):
  Interest expense to general partner               -                  (27)                   -                   (313)
  Gain on sale of property                          -                    0               31,435                      -
                                      ----------------    -----------------    -----------------    -------------------

Other income (expense),  net                        -                  (27)              31,435                   (313)
                                      ----------------    -----------------    -----------------    -------------------


NET INCOME (LOSS)                       $      (8,393)    $          1,346     $         20,914     $            3,615
                                      ================    =================    =================    ===================




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 6, L.P.
STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------

(UNAUDITED)
                                                        NINE MONTHS ENDED
                                                     ----------------------------------------

                                                       September 30,         September 30,
                                                            1996                  1995
                                                     -----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $         20,914     $            3,615
                                                     -----------------    -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                                    4,514                 11,336
  Gain on sale of property                                    (31,435)                     -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                         3,921                 (6,399)
  Other current assets                                            (14)                     -
Increase (decrease) in:
   Accounts payable                                               313
   Payable to general partner                                 (28,000)                 8,607
                                                     -----------------    -------------------

Total adjustments                                             (50,701)                13,544
                                                     -----------------    -------------------

Net cash provided by operating activities                     (29,787)                17,159
                                                     -----------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                             31,435                      -
    Property (additions) credits - development costs              137                   (159)
                                                     -----------------    -------------------

Net cash provided (used) by investing activities               31,572                   (159)
                                                     -----------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to general partner                     -                 (8,069)
                                                     -----------------    -------------------

NET INCREASE IN CASH                                            1,785                  8,931

CASH AT BEGINNING OF YEAR                                       4,224                    337
                                                     -----------------    -------------------

CASH AT END OF PERIOD                                $          6,009     $            9,268
                                                     =================    ===================

Cash paid during the period for interest             $              -     $              313
                                                     =================    ===================




See accompanying notes to financial statements.
------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. In May, 1996, the limited partners of the Company voted to liquidate the Company upon the sale of its remaining oil and gas properties. The pending sale of the Hanson acquisition was not consummated due to funding problems experienced by the potential buyer. The General Partner of the Company sought a suitable buyer of all of the Company's properties during 1996. In November 1996, the Company's final property was sold. Final distributions will be made to the limited partners in the near future.


3. Effective May 1, 1996, the Company sold its interests in the Newport acquisition for $31,435. A gain of $31,435 was recognized on the sale.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to a negative $2,665 in 1996 from $13,055 in 1995. This represents a decrease of $15,720 (120%). Oil sales decreased by $7,516 or 114%. Gas sales decreased by $8,204 or 126%. The negative oil and gas sales for the their quarter were primarily the result of an over accrual for the second quarter 1996, for properties that were sold during the third quarter, but the sale was made effective May 1, 1996.

Lease operating expenses for the third quarter decreased from $2,920 in 1995 to $1,665 in 1996. The decrease of $1,255 (75%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to a negative $224 in the third quarter of 1996 from $3,710 in the third quarter of 1995. This represents a decrease of $3,934 (106%). The decrease is primarily due to the decrease in production as a result of an over accrual in the second quarter 1996, as noted above.

In August 1996, but effective May 1, 1996, the Company sold its interests in the Newport acquisition for $31,435. A gain of $31,435 was recognized on the sale.

General and administrative expenses increased to $4,457 in 1996 from $4,259 in 1995. This increase of $198 is primarily due to more staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine  Months in 1996
----------------------------------------------------------------

Oil and gas sales for the first nine months decreased to $19,887 in 1996 from $40,694 in 1995. This represents a decrease of $20,807 (51%). Oil sales decreased by $17,262 or 64%. A 69% decrease in oil production reduced sales by $18,681. This decrease was partially offset by a 3% increase in the average oil sales price. Gas sales decreased by $3,545 or 26%. A 50% decrease in gas production reduced sales by $6,802. This decrease was partially offset by a 47% increase in the average gas sales price. The production decreases were primarily the result of the sale of the Newport acquisition effective May 1, 1996.

Lease operating expenses for the first nine months decreased to $5,794 in 1996 from $11,917 in 1995. The decrease of $6,123 (51%) is primarily due to the changes in production, noted above.


Depreciation and depletion expense decreased to $4,514 in the first nine months of 1996 from $11,336 in the first nine months of 1995. This represents a decrease of $6,822 (60%). A 1% decrease in the depletion rate decreased depreciation and depletion expense by $56. The changes in production, noted above, decreased depreciation and depletion expense by an additional $6,766. The rate decrease was primarily a result of upward revisions of the oil and gas reserves during December 1995.

Effective May 1, 1996, the Company sold its interests in the Newport acquisition for $31,435. A gain of $31,435 was recognized on the sale.

General and administrative expenses increased to $18,892 in 1996 from $11,238 in 1995. This increase of $7,654 is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount and net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 and primarily due to the changes in oil and gas sales described above.

In May, 1996, the limited partners of the Company voted to liquidate the Company upon the sale of its remaining oil and gas properties. The pending sale of the Hanson acquisition was not consummated due to funding problems experienced by the potential buyer. The General Partner of the Company sought a suitable buyer of all of the Company's properties during 1996. In November 1996, the Company's final property was sold. Final distributions will be made to the limited partners in the near future.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                            ENEX OIL & GAS INCOME
                                            PROGRAM II - 6, L.P.
                                                (Registrant)



                                        By:ENEX RESOURCES CORPORATION
                                               General Partner



                                        By: /s/ R. E. Densford
                                                R. E. Densford
                                          Vice President, Secretary
                                        Treasurer and Chief Financial
                                                   Officer




November 13, 1996                       By: /s/ James A. Klein
                                           -------------------
                                                 James A. Klein
                                             Controller and Chief
                                              Accounting Officer